Form 10-Q
period 2004-09-30
A REIT INC
filed 2004-11-15
CIK 1279088

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-112750

A REIT, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-0615133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200	(877) 888-7348
Santa Ana, California 92705 (Address of principal executive offices)	(Registrant’s telephone number, including area code)

N/A

(Former name)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

          As of November 16, 2004, there were no shares of common stock of A REIT, Inc. outstanding.

A REIT, INC.

FORM 10-Q

A REIT, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

      The Company’s Registration Statement on Form S-11/A was declared effective on September 17, 2004 by the Securities and Exchange Commission (“SEC”). The Company has not yet commenced active operations and, subject to the suspension of the Offering (Note 7), does not intend to begin operations until the Company has sold at least the minimum offering amount of 200,000 shares of common stock. The accompanying September 30, 2004 financial statements of the Company required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In the opinion of management, these interim financial statements present fairly the financial condition, results of operations and cash flows of the Company, but should be read in conjunction with the consolidated balance sheet of the Company for the quarter ended June 30, 2004, included in the Company’s Registration Statement previously filed with the SEC.

A REIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	January 23, 2004
	2004	(date of inception)

	(Unaudited)
ASSETS
Cash and cash equivalents	$369,100	$100
Restricted cash	27,000	—

Total assets	$396,100	$100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable — related party	$169,000	$—
Subscription liability	27,000	—

	196,000	—
Minority interests	200,000	—
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value; 105,000,000 shares authorized; 10 shares issued and outstanding	—	—
Additional paid-in capital	100	100

Total shareholders’ equity	100	100

Total liabilities and shareholders’ equity	$396,100	$100

The accompanying notes are an integral part of these consolidated financial statements.

A REIT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

From January 23, 2004
(date of inception) to
September 30, 2004

Net Income	$—
CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash — equity impounds	(27,000)
Advances from Advisor	169,000
Contributions from Minority Shareholders	200,000
Issuance of common stock, net	100
Subscription liability	27,000

Net cash provided by financing activities	369,100

NET INCREASE IN CASH AND CASH EQUIVALENTS	369,100
CASH AND CASH EQUIVALENTS — beginning of period	—

CASH AND CASH EQUIVALENTS — end of period	$369,100

The accompanying notes are an integral part of these consolidated financial statements.

A REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Organization and Description of Business

      A REIT, Inc. (the “Company”), was incorporated on January 23, 2004 under the laws of the State of Maryland. If the Company meets the qualification requirements, it intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. As of September 30, 2004, the Company does not own any properties. The Company intends to invest in automotive, aviation and aerospace related office, retail, industrial and service properties in major metropolitan markets throughout the United States which generally have a population in excess of 500,000 persons.

      The activities of the Company to date have focused primarily on raising equity capital and establishing a corporate infrastructure to support planned operations. Accordingly, the Company is considered to be a development stage enterprise as of September 30, 2004.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Company and the Advisor entered into an advisory agreement (the “Advisory Agreement”) which has a one year term that expires on August 2, 2005, and is subject to successive one-year renewals. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor. (See Note 4).

      Pursuant to a Registration Statement on Form S-11/A under the Securities Act of 1933, as amended, the Company offered for sale to the public on a “best efforts” basis a minimum of 200,000 and a maximum of 100,000,000 shares of its common stock at a price of $10 per share (the “Offering”) and up to 5,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s stockholders may elect to have dividends reinvested in additional shares of the Company’s common stock at $9.50 per share. The Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) on September 17, 2004. As discussed in the Registration Statement, the Company plans to use the net proceeds of the Offering primarily to acquire ownership interests in real estate properties. The Company intends to finance its property acquisitions with a combination of net proceeds from the offering and debt secured by the acquired properties. On November 11, 2004, the Board of Directors determined to suspend the public offering of shares of common stock (see Note 7).

      Concurrent with the commencement of the Offering, the Company adopted an incentive stock option plan for officers, employees, consultants and non-officer directors. (See Note 3 below.)

      The Company intends to own all of its interests in properties acquired through its majority-owned subsidiary, A REIT, L.P., a Maryland limited partnership (the “Operating Partnership”), and conduct substantially all of its operations through the Operating Partnership. As of September 30, 2004, the Company was the sole general partner of the Operating Partnership and owned 100% of the equity interests therein, except for 100 incentive non-voting ownership units issued to the Advisor. The incentive units entitle the Advisor to receive certain incentive distributions of operating cash flow after a minimum 8% return on invested capital has been paid to the Company’s holders of common stock. In addition, the Advisor is entitled to incentive distributions from net proceeds from the sale of properties after the Company’s stockholders have received their invested capital, as defined, plus an 10% return on such invested capital.

2.     Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and the wholly owned subsidiaries of the Operating Partnership; all material

A REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intercompany transactions and account balances have been eliminated in consolidation. All references to the Company include the Operating Partnership and its subsidiaries.

Interim Financial Data

      The accompanying interim financial statements have been prepared by the Company’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes require by GAAP for complete financial statements. The accompanying financial information reflects all adjustments, which are, in the Company’s opinion, of a normal recurring nature and necessary for a fair presentation of the Company’s financial statement for the interim periods. No financial statements have been presented for the corresponding periods in 2003 since the Company did not commence operations until 2004.

Use of Estimates

      The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities. Actual results could differ from those estimates.

3.     Stockholders’ Equity

Common Stock

      As of September 30, 2004, the Company had issued 10 shares of its common stock for aggregate gross proceeds before offering costs and selling commissions totaling $100 pursuant to its initial public offering.

Distribution Reinvestment Program (“DRIP”)

      At the time of the Offering, the Company adopted the DRIP that allows Company stockholders to purchase additional common stock in the Company through reinvestment of dividends, subject to certain conditions. The Company registered and reserved 5,000,000 shares for distribution pursuant to the DRIP in its Offering.

Share Repurchase Program

      The Company’s Board of Directors has approved (but delayed the effectiveness of) a share repurchase plan (the “Repurchase Plan”). The Repurchase Plan would provide eligible stockholders with limited, interim liquidity by enabling them to request the repurchase of their common stock by the Company subject to various limitations. The Company will not adopt the Repurchase Plan until the earlier of (i) the completion or termination of the Offering, which may last until September 17, 2006 and receipt of formal or informal relief from the issuer tender offer rules or (ii) receipt by the Company from the SEC of exemptive relief from rules restricting issuer purchases during distributions and receipt of formal or informal relief from the issuer tender offer rules, which exemption the Company may never obtain. Repurchases, if any, are made at the sole discretion of the Board of Directors. To be eligible to request a repurchase, a stockholder must offer for resale at least 25% of the total number of shares of common stock owned and must have owned the common stock for at least one year.

      The price paid by the Company for each repurchased share of common stock varies in accordance with the terms of the Repurchase Plan. Repurchases, if any, will be effected by the Company on or about

A REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the last day of each calendar quarter. Funding for the Repurchase Plan comes from the Company’s operations and the DRIP.

Stock Option Plans

      In June 2004, the Company adopted the 2004 Incentive Award Plan (the “2004 Plan”), to provide for equity awards to Company officers, employees, non-officer directors and consultants. The 2004 Plan authorizes the grant to Company employees of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The 2004 Plan also authorizes the grant of awards consisting of nonqualified stock options, restricted stock, stock appreciation rights (“SARs”) and other awards, including cash bonuses. The shares of common stock subject to the 2004 Plan will be Company common stock. The maximum number of shares which may be subject to options, stock purchase rights, SARs and other awards granted under the 2004 Plan to any individual in any calendar year may not exceed 250,000 shares. In addition, the maximum amount of cash that may be paid as a cash bonus to any individual in any calendar year is $1,000,000. The Board of Directors or a committee of the Board of Directors appointed to administer the 2004 Plan will have the authority in its discretion to appropriately adjust: (i) the aggregate number of shares of Company common stock subject to the 2004 Plan; (ii) the number and kind of shares of Company common stock subject to outstanding awards under the 2004; and (iii) the price per share of outstanding options, stock purchase rights, SARs and other awards. The 2004 Plan was approved by the Board of Directors at a meeting held on June 29, 2004.

      Each of the Company’s current non-officer directors received an automatic grant of 5,000 shares of restricted stock on September 17, 2004, the effective date of the Offering, and will receive an automatic grant of 5,000 shares of restricted stock at each annual meeting of the Company’s stockholders thereafter. To the extent allowed by applicable law, the non-officer directors will not be required to pay any purchase price for these grants of restricted stock. The restricted stock will vest in equal annual installments over five years from the date of grant. The amount of compensation expense for the period presented was immaterial and accordingly, no expense was recorded.

4.     Related Party Transactions

Advisory Agreement

Advisory Fees

      The Advisory Agreement between the Company and the Advisor, was adopted by the Board of Directors for a one-year term effective August 20, 2004. Under the terms of the Advisory Agreement, the Advisor has responsibility for the day-to-day operations of the Company, administers the Company’s accounting and bookkeeping functions, serves as a consultant in connection with policy decisions to be made by the Company’s Board of Directors, manages the Company’s property and renders other property-level services deemed appropriate by the Company’s Board of Directors. The Advisor bears expenses incurred for the performance of its services and is entitled to reimbursement subject to certain limitations. Fees and costs reimbursed to the Advisor cannot exceed the greater of 2% of average invested assets, as defined, or 25% of net income for the previous four consecutive quarters as defined. As of September 30, 2004, the Company had not exceeded the limitations. There were no amounts incurred or paid to the Advisor for services provided during the period ended September 30, 2004.

Incentive Distributions

      The Advisor owns non-voting incentive performance units in A REIT, L.P., the Company’s Operating Partnership and is entitled to incentive distributions of operating cash flow after the Company’s

A REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders have received an 8% annual return on their invested capital. No incentive distributions were made to the Advisor for the period ended September 30, 2004.

Real Estate Commissions

      Triple Net Properties Realty, Inc.(“Realty”), an affiliate of our Advisor, will serve as the Company’s broker in property acquisitions and may receive a real estate commission or acquisition fee from the seller of a property or the Company equal to 3% of the purchase price of the property. The reimbursement of acquisition expenses, real estate commissions and acquisition fees cannot exceed 6% of the purchase price for a property. As there were not any properties purchased as of September 30, 2004, there were no real estate commissions paid to Realty.

Property Management Fee

      Realty serves as the property manager of the Company’s properties and will receive 5% of the gross income generated by the properties, some of which may be re-allowed to a third party property manager. As there were not any properties acquired as of September 30, 2004, there were not any property management fees paid to Realty.

Offering Expenses

Selling Commissions

      NNN Capital Corp., the dealer manager of the offering (the “Dealer Manager”), which is solely owned by Anthony Thompson, the Company’s President and Chief Executive Officer, will receive selling commissions of 6.75% of the aggregate gross offering proceeds from the Offering. The Dealer Manager may reallow its commissions in the amount of up to 6.75% to participating broker dealers. The Dealer Manager will begin receiving selling commissions once subscriptions for the minimum number of shares are received and accepted by the Company, therefore, the Dealer Manager has not received selling commissions for the period ended September 30, 2004.

Marketing and Due Diligence Expense Reimbursement Fees

      The Dealer Manager will receive marketing and due diligence expense reimbursement fees of up to 2.25% of the aggregate gross offering proceeds from the Offering. The Dealer Manager may reallow up to 0.5% of the marketing fees and 0.5% of the due diligence expense reimbursement to participating broker dealers. The Dealer Manager will begin receiving marketing and due diligence expense reimbursement fees once subscriptions for the minimum number of shares are received and accepted by the Company, therefore, the Dealer Manager has not received marketing and due diligence expense reimbursement fees for the period ended September 30, 2004.

Organization and Offering Expenses

      The Advisor bears some of the Company’s organization and offering costs during the Offering. The Company estimates the Advisor will be reimbursed for actual expenses incurred for approximately 1.75% of the aggregate gross offering proceeds from the Offering. The Advisor incurred $804,000 of organization and offering expenses on behalf of the Company and was not reimbursed for any organization and offering expenses for the period ended September 30, 2004. These costs are not recorded in the financial statements of the Company because such costs are not a liability of the Company until the subscriptions for the minimum number of shares of common stock are received and accepted by the Company. When recorded by the Company, organizational and offering costs will be expensed as incurred, and third party

A REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offering costs will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor or its affiliates from the gross proceeds of the Offering.

Related Party Accounts Payable

      As of September 30, 2004, the Company received advances from the Advisor of $169,000 and recorded such advances as accounts payable to a related party.

5.	Minority Interests

      Minority interests represent the common and preferred limited partnership interests in the Operating Partnership. The Company will be the sole general partner of the Operating Partnership and, except as described in the following sentence, will own 100% of the equity interests therein. The Advisor, is a special limited partner in the Operating Partnership which entitles the Advisor to receive certain incentive distributions after a minimum 8% return (as defined) has been paid to the Company’s stockholders. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor. The business of the Company will be managed by the Advisor.

6.	Commitments and Contingencies

SEC Investigation

      On September 16, 2004, the Company, Triple Net Properties, LLC, or Triple Net, were advised by the SEC that the SEC is conducting an investigation captioned In the matter of Triple Net Properties, LLC. The SEC has requested information from Triple Net related to (i) the nature and scope of disclosure in securities offerings (including offerings by G REIT, T REIT and A REIT) and (ii) the applicable exemption from the registration requirements of the Securities Act of 1933, for the private offerings in which Triple Net and its affiliated entities were involved. In addition, the SEC has requested financial information regarding these REITs as well as the limited liability companies advised by Triple Net. The Company and Triple Net intend to cooperate fully with the SEC in its investigation.

Litigation

      The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against it which if determined unfavorably to the Company would have a material adverse effect on the Company’s cash flows, financial condition or results of operations. The Company may be involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any such proceedings will have a material adverse effect on its financial condition or results of operations.

Other

      The Company’s commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the Company’s consolidated financial position and results of operations.

A REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Subsequent Events

Suspension of the Offering

      On November 11, 2004, the Board of Directors, due to the changing market conditions and SEC investigation, determined to suspend the public offering of shares of common stock. As of November 11, 2004, the Company has not sold the minimum offering of 200,000 shares of common stock aggregating at least $2,000,000 required to break escrow and accept subscriptions in accordance with the prospectus. As such, none of the shares of common stock will be sold and all funds tendered to the escrow agent will be refunded in full to each subscriber, plus interest income earned and without deduction for escrow expenses, in accordance with the prospectus. As of November 11, 2004, $1,908,000 of subscriptions were held in the escrow account and will be refunded in full to each subscriber plus interest. Since escrow funds will be returned and no shares of common stock issued, there will be no stock outstanding as of the previously declared November 30, 2004 record date and, therefore, no distributions will be paid. Our Board of Directors will continue to meet and evaluate our company’s options on a quarterly basis, including reopening or terminating the offering.

      In conjunction with the decision to suspend the Offering, the Board of Directors determined that the Company will not acquire the Satellite Place property in Atlanta, Georgia that the Board of Directors had approved to purchase on October 11, 2004. Although the Advisor made deposits on the Company’s behalf in contemplation of this acquisition, the Company will not be required to refund those deposits.

Line of Credit

      In October 2004, the Company obtained a commitment for a credit facility from LaSalle Bank National Association (“LaSalle”).

      In view of the suspension of the Offering (Note 7), the Company will not be executing the LaSalle Bank credit facility at this time.

Distributions

      The Board of Directors of the Company, at its Board meeting held October 26, 2004, approved the payment of an initial distribution rate of 5% to stockholders of record on November 30, 2004. Payment of the initial distribution is contingent upon the sale of the minimum offering of 200,000 shares of the Company’s common stock to non-affiliates and the purchase of the Satellite Place property in Duluth, Georgia. The minimum sale of 200,000 shares of common stock is required to release offering proceeds

A REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the escrow account in accordance with the Company’s offering prospectus. As of October 26, 2004, the Company has sold 120,333 shares of its common stock to non-affiliates. Future monthly distributions will be payable to stockholders of record as of the last day of each month.

      In view of the suspension of the Offering (Note 7), the Company will not be making any distributions at this time.

Departure of Director

      Effective October 29, 2004, Roger A. Johnson resigned his position as a director of the Company and as chairperson of the Audit Committee of the Board of Directors. Mr. Johnson resigned from the Board because he has accepted a position with the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB requires its appointees to resign from the Boards of any public reporting company in order to maintain their independence.

Audit Committee

      Mr. Johnson was also the Audit Committee’s financial expert. Accordingly, the Company has initiated a search to identify a new independent Board member who is also qualified to act as the Audit Committee’s financial expert and chairperson. Since the resignation of Mr. Johnson, all of the non-officer board members will serve as the audit committee.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Company’s financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect the Company’s financial position as of September 30, 2004. The Company’s Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) on September 17, 2004.

Forward-Looking Statements

      Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of real estate investment trusts (“REITs”)); availability of capital; interest rates; competition; supply and demand for operating properties in the Company’s current and proposed market areas; generally accepted accounting principles, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of buyers to acquire properties the Company desires to sell; the availability of financing; and the absence of material litigation or regulatory actions adverse to the Company. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview and Background

      The Company was incorporated on January 23, 2004 under the laws of the State of Maryland. If the Company meets the qualification requirements, it intends to elect to be treated as a REIT for federal income tax purposes for its first full tax year. As of September 30, 2004, the Company does not own any properties. Subject to the suspension of the Offering (see Note 7 to the financial statements) the Company intends to invest in automotive, aviation and aerospace related office, retail, industrial and service properties in major metropolitan markets throughout the United States which generally have a population in excess of 500,000 persons. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate tax rates.

      The Company is externally advised by Triple Net Properties, LLC (the “Advisor”), which is primarily responsible for managing the day-to-day operations and assets of the Company. The Advisory Agreement between the Company and its Advisor has a one year term, and is subject to successive one-year renewals with the written consent of the parties, including a majority of its independent directors. The Advisor is affiliated with the Company in that the two entities have common officers and directors, some of whom also own an equity interest in the Advisor.

Public Offering of Equity Securities/ Use of Proceeds

      Pursuant to a Registration Statement on Form S-11/A under the Securities Act of 1933, the Company offered for sale to the public on a “best efforts” basis a minimum of 200,000 and a maximum of 100,000,000 shares of its common stock at a price of $10 per share (the “Offering”) and up to 5,000,000 additional shares of common stack pursuant to a distribution reinvestment plan (the “DRIP”) under which its stockholders may elect to have dividends reinvested in additional shares at $9.50 per share. The Registration Statement was declared effective by the SEC on September 17, 2004. As discussed in the Registration Statement, subject to the suspension of the Offering (see Note 7 to the financial statements) the Company plans to use the net proceeds from the sale of shares of common stock in the Offering to acquire ownership interests in real estate properties. The Company intends to finance property acquisitions with a combination of proceeds from the Offering and debt secured by the acquired properties. On November 11, 2004, the Board of Directors determined to suspends the public offering of shares of common stock (see Note 7 of the financial statements).

Business Strategy

      The Company’s primary business strategy is to obtain current income through the purchase of a diversified portfolio of commercial real estate including real estate leased to tenants in automotive, aviation and aerospace related business and services. These investments will encompass a broad range of office, retail, industrial and service properties located in major metropolitan areas throughout the United States which generally have a population in excess of 500,000 persons. The Company believes that any material real estate investments will have a significant impact on its future results of operations.

Critical Accounting Policies

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that its critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate assets, purchase price allocation, deferred assets and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates and those estimates could be different under different assumptions or conditions.

Results of Operations

      The Company has not yet commenced active operations and does not intend to begin operations until the Company has sold at least the minimum offering amount of 200,000 shares of common stock. Operating results are primarily comprised of income derived from the Company’s portfolio of properties. Because the Company did not commence operations until the third quarter of 2004, comparative financial data is not presented for the prior fiscal year.

Liquidity and Capital Resources

Capital Resources

Public Offering of Equity Securities/ Use of Proceeds

      Pursuant to a Registration Statement on Form S-11/A under the Securities Act of 1933, the Company offered for sale to the public on a “best efforts” basis a minimum of 200,000 and a maximum of

100,000,000 shares of its common stock at a price of $10 per share (the “Offering”) and up to 5,000,000 additional shares of its common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which its stockholders may elect to have dividends reinvested in additional shares at $9.50 per share. The Registration Statement was declared effective by the SEC on September 17, 2004. As discussed in the Registration Statement, subject to the suspension of the Offering (see Note 7 to the financial statements) the Company plans to use the net proceeds from the sale of shares in the Offering to acquire ownership interests in real estate properties. The Company intends to finance property acquisitions with a combination of net proceeds from the Offering and debt secured by the acquired properties. On November 11, 2004, the Board of Directors determined to suspend the Offering of the shares of common stock (see Note 7).

      Management anticipates that 88.75% of the gross offering proceeds of the Offering will be used to acquire real estate and the balance will be used to pay various fees and expenses.

Financing

      The Company’s ability to continue to finance its operations is subject to several uncertainties. Management believes that in the event that cash flow generated from operations is not sufficient to meet the Company’s requirements, the Company can secure a line of credit to finance any temporary cash flow deficits. In general, the Company’s ability to obtain mortgage loans on income producing property is dependent upon the Company’s ability to attract and retain tenants and the economic and business environments of the various markets in which the Company’s properties are located, as well as the willingness of mortgage-lending institutions to make loans secured by real property. The Company’s ability to sell real estate investments is partially dependent upon the ability of purchasers to obtain financing at reasonable commercial rates.

Contractual Obligations

Off-Balance Sheet Arrangements

      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitment and Contingencies

SEC Investigation

      On September 16, 2004, the Company, Triple Net Properties, LLC, or Triple Net, were advised by the SEC that the SEC is conducting an investigation captioned In the matter of Triple Net Properties, LLC. The SEC has requested information from Triple Net related to (i) the nature and scope of disclosure in securities offerings (including offerings by G REIT, T REIT and A REIT) and (ii) the applicable exemption from the registration requirements of the Securities Act of 1933, for the private offerings in which Triple Net and its affiliated entities were involved. In addition, the SEC has requested financial information regarding these REITs as well as the limited liability companies advised by Triple Net. The Company and Triple Net intend to cooperate fully with the SEC in its investigation.

Litigation

      The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against it which if determined unfavorably to the Company would have a material adverse effect on the Company’s cash flows, financial condition or results of operations. The Company may be involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse effect on its financial condition or results of operations.

Other

      The Company’s commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse impact on the Company’s consolidated financial position and results of operations.

Subsequent Events

Suspension of the Offering

      On November 11, 2004, the Board of Directors, due to the changing market conditions and SEC investigation, determined to suspend the Offering of shares of common stock. As of November 11, 2004, the Company has not sold the minimum offering of 200,000 shares of common stock aggregating at least $2,000,000 required to break escrow and accept subscriptions in accordance with the prospectus. As such, none of the shares of common stock will be sold and all funds tendered to the escrow agent will be refunded in full to each subscriber, plus interest income earned and without deduction for escrow expenses, in accordance with the prospectus. As of November 11, 2004, $1,908,000 of subscriptions were held in the escrow account and will be refunded in full to each subscriber plus interest. Since escrow funds will be returned and no shares of common stock issued, there will be no stock outstanding as of the previously declared November 30, 2004 record date and, therefore, no distributions will be paid. Our Board of Directors will continue to meet and evaluate our company’s options on a quarterly basis, including reopening or terminating the offering.

      In conjunction with the decision to suspend the Offering, the Board of Directors determined that the Company will not acquire the Satellite Place property in Atlanta, Georgia that the Board of Directors had approved to purchase on October 11, 2004. Although the Advisor made deposits on the Company’s behalf in contemplation of this acquisition, the Company will not be required to refund these deposits.

Line of Credit

      In October 2004, the Company obtained a committment for a credit facility from LaSalle Bank National Association (“LaSalle”).

      In view of the suspension of the Offering as aforesaid, the Company will not be executing from the LaSalle credit facility at this time.

Distributions

      The Board of Directors of the Company, at its Board meeting held October 26, 2004, approved the payment of an initial distribution rate of 5% to stockholders of record on November 30, 2004. Payment of the initial distribution is contingent upon the sale of the minimum offering of 200,000 shares of the Company’s common stock to non-affiliates and the purchase of the Satellite Place property in Duluth, Georgia. The minimum sale of 200,000 shares of common stock is required to release offering proceeds from the escrow account in accordance with the Company’s offering prospectus. As of October 26, 2004, the Company has sold 120,333 shares of its common stock to non-affiliates. Future monthly distributions will be payable to stockholders of record as of the last day of each month.

      In view of the suspension of the Offering, the Company will not be making any distributions at this time.

Departure of Director

      Effective October 29, 2004, Roger A. Johnson resigned his position as a director of the Company and as chairperson of the Audit Committee of the Board of Directors. Mr. Johnson resigned from the Board because he has accepted a position with the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB requires its appointees to resign from the Boards of any public reporting company in order to maintain their independence.

Audit Committee

      Mr. Johnson was also the Audit Committee’s financial expert. Accordingly, the Company has initiated a search to identify a new independent Board member who is also qualified to act as the Audit Committee’s financial expert and chairperson. Since the resignation of Mr. Johnson, all of the non-officer board members will serve as the audit committee.

Inflation

      The Company will be exposed to inflation risk as income from long-term leases is expected to be the primary source of its cash flows from operations. The Company expects that there will be provisions in the majority of its tenant leases that would protect the Company from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, among other factors, the leases may not re-set frequently enough to cover inflation.

Funds from Operations

      The Company defines Funds from Operations (“FFO”), a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trust (“NAREIT”), as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO.

      The Company considers FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

      Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of the Company’s performance.

      The Company’s FFO reporting complies with NAREIT’s policy described above.

      The Company has not yet commenced active operations and subject to the suspension of the Offering as aforesaid, does not intend to begin operations until the Company has sold at least the minimum offering amount of 200,000 shares of common stock. Therefore, FFO for the period ended September 30, 2004 is not applicable.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      The Company has not commenced its planned principal operations. The Company plans to utilize financing to acquire ownership interests in real estate properties and will, therefore, be exposed to interest rate changes primarily as a result of its long-term debt used to maintain liquidity, fund capital expenditures, and finance acquisition of the Company’s operations and real estate portfolio. In managing the Company’s interest rate risk, management’s objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company borrows primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. The Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

Item 4.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our senior management of the Company, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Following the signatures section of this Quarterly Report are certifications of the company’s CEO and the CFO required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended (the “Section 302 Certification”). This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

      As of the end of the period covered by this report, the Company commenced an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer and third-party consultants (the “Evaluation”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Effective September 17, 2004, our board of directors retained Deloitte & Touche, LLP (“Deloitte”) as our new independent certified public accountant based on the recommendation of the audit committee.

      As a result of the Evaluation (which is on-going), we are (1) designing improved internal control procedures to address a number of financial reporting issues and disclosure controls by developing formal policies and procedures, and (2) developing policies and procedures to (i) mitigate the disruptive effect of the recent turn-over in senior management, including senior financial management personnel, and (ii) train the appropriate personnel to undertake their assignments more effectively. The Evaluation also concluded that a significant portion of the financial reporting issues were derived from staff turn-over and the corresponding need for training and education of new personnel.

      The Company has implemented and continues to implement improvements in the Company’s internal controls, including, among others, devising, standardizing and promulgating new policies and procedures to ensure consistent and improved financial reporting, and to mitigate the possible risks of any material misstatements regarding financial reporting matters.

      The Company has also employed a new Chief Financial Officer with considerable experience in public company financial reporting, GAAP and REIT compliance. and added the position of Chief Accounting Officer.

      The Company is assigning a high priority to its financial reporting and internal control issues. We will continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis and will take further action as appropriate.

      Pursuant to the Evaluation, after taking into account the above information, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC rules and forms.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

SEC Investigation

      On September 16, 2004, the Company, Triple Net Properties, LLC, or Triple Net, were advised by the SEC that the SEC is conducting an investigation captioned In the matter of Triple Net Properties, LLC. The SEC has requested information from Triple Net related to (i) the nature and scope of disclosure in securities offerings (including offerings by G REIT, T REIT and A REIT) and (ii) the applicable exemption from the registration requirements of the Securities Act of 1933, for the private offerings in which Triple Net and its affiliated entities were involved. In addition, the SEC has requested financial information regarding these REITs as well as the limited liability companies advised by Triple Net. The Company and Triple Net intend to cooperate fully with the SEC in its investigation.

Litigation

      The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against it which if determined unfavorably to the Company would have a material adverse effect on the Company’s cash flows, financial condition or results of operations. The Company may be involved in numerous routine legal proceedings related to its operations. While the ultimate disposition of each proceeding is not determinable, the Company does not believe that any of such proceedings will have a material adverse effect on its financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

      None.

Item 3.	Defaults Upon Senior Securities.

      None.

Item 4.	Submission of Matters to a Vote of Security Holders.

      None.

Item 5.	Other Information.

      None.

Item 6.	Exhibits.

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on February 12, 2004 (File No. 333-112750) and incorporated herein by this reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on February 12, 2004 (File No. 333-112750) and incorporated herein by this reference).
3.3	Articles of Amendment and Restatement of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on September 1, 2004 (File No. 333-112750) and incorporated herein by this reference).
3.4	Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to the Company’s Registration Statement on Form S-11 filed on July 2, 2004 (File No. 333-112750) and incorporated herein by this reference).
4.1	Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on February 12, 2004 (File No. 333-112750) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of A REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on August 2, 2004 (File No. 333-112750) and incorporated herein by this reference).
10.2	Distribution Reinvestment Plan (included as Exhibit C to the Company’s Registration Statement on Form S-11 filed on September 17, 2004 (File No. 333-112750) and incorporated herein by reference).
10.3	Form of Dealer-Manager Agreement (included as Exhibit 1.1 to the Company’s Registration Statement on Form S-11 filed on September 1, 2004 (File No. 333-112750) and incorporated herein by this reference).
10.4	2004 Incentive Award Plan (included as Exhibit 10.4 to the Company’s Registration Statement on Form S-11 filed on May 10, 2004 (File No. 333-112750 and incorporated herein by reference).
10.5	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to the Company’s Registration Statement on Form S-11 filed on September 1, 2004 (File No. 333-112750) and incorporated herein by reference).
10.6	Advisory Agreement between the Company and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on August 2, 2004 (File No. 333-112750) and incorporated herein by reference).
10.7	Escrow Agreement (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-11 filed on September 1, 2004 (File No. 333-112750) and incorporated herein by reference).
10.9	Share Repurchase Plan (included as Exhibit D to the Company’s Registration Statement on Form S-11 filed on September 17, 2004 (File No. 333-112750) and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A REIT, INC.
(Registrant)

By:	/s/ ANTHONY W. THOMPSON

Anthony W. Thompson
Chief Executive Officer

By:	/s/ SCOTT D. PETERS

Scott D. Peters
Chief Financial Officer

By:	/s/ KELLY J. CASKEY

Kelly J. Caskey
Chief Accounting Officer

Date: November 15, 2004

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company (included as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed on February 12, 2004 (File No. 333-112750) and incorporated herein by this reference).
3.2	Bylaws of the Company (included as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed on February 12, 2004 (File No. 333-112750) and incorporated herein by this reference).
3.3	Articles of Amendment and Restatement of the Company (included as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed on September 1, 2004 (File No. 333-112750) and incorporated herein by this reference).
3.4	Amended and Restated Bylaws of the Company (included as Exhibit 3.4 to the Company’s Registration Statement on Form S-11 filed on July 2, 2004 (File No. 333-112750) and incorporated herein by this reference).
4.1	Form of Company Common Stock Certificate (included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on February 12, 2004 (File No. 333-112750) and incorporated herein by reference).
10.1	Form of Agreement of Limited Partnership of A REIT, L.P. (included as Exhibit 10.1 to the Company’s Registration Statement on Form S-11 filed on August 2, 2004 (File No. 333-112750) and incorporated herein by this reference).
10.2	Distribution Reinvestment Plan (included as Exhibit C to the Company’s Registration Statement on Form S-11 filed on September 17, 2004 (File No. 333-112750) and incorporated herein by reference).
10.3	Form of Dealer-Manager Agreement (included as Exhibit 1.1 to the Company’s Registration Statement on Form S-11 filed on September 1, 2004 (File No. 333-112750) and incorporated herein by this reference).
10.4	2004 Incentive Award Plan (included as Exhibit 10.4 to the Company’s Registration Statement on Form S-11 filed on May 10, 2004 (File No. 333-112750 and incorporated herein by reference).
10.5	Form of Participating Broker-Dealer Agreement (included as Exhibit 1.2 to the Company’s Registration Statement on Form S-11 filed on September 1, 2004 (File No. 333-112750) and incorporated herein by reference).
10.6	Advisory Agreement between the Company and Triple Net Properties, LLC (included as Exhibit 10.6 to the Company’s Registration Statement on Form S-11 filed on August 2, 2004 (File No. 333-112750) and incorporated herein by reference).
10.7	Escrow Agreement (included as Exhibit 10.7 to the Company’s Registration Statement on Form S-11 filed on September 1, 2004 (File No. 333-112750) and incorporated herein by reference).
10.9	Share Repurchase Plan (included as Exhibit D to the Company’s Registration Statement on Form S-11 filed on September 17, 2004 (File No. 333-112750) and incorporated herein by reference).
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.